Form 10-K
period 2006-12-31
ABFC 2006-OPT1 Trust
filed 2007-03-30
CIK 1368672

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130524-02

       ABFC 2006-OPT1 Trust
       (exact name of issuing entity as specified in its charter)

       Asset Backed Funding Corporation
       (exact name of the depositor as specified in its charter)

       Bank of America, National Association
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2197459
  (State or other jurisdiction of                   54-2197510
  incorporation or organization)                    54-2197511
                                                    54-2197512
                                                    54-2197513
                                                    54-6717282
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            Not Applicable. Registrant is not an accelerated filer or well-known seasoned issuer.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.


                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction.

            No entity or group of affiliated entities provides derivative instruments with an aggregate significance percentage of 10% or more.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal or governmental proceedings involving the Issuing Entity and all parties related to such Issuing Entity, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            No changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria and registered public accounting firm attestation reoprts are attached hereto under Item 15. The following material instances of non-compliance are identified therein:

            The assessment of compliance for Option One Mortgage Corporation disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(1)(iv) of Regulation AB: Option One Mortgage Corporation's fidelity bond insurance was less than Fannie Mae requirements by approximately $5.4 million on average during the first six months of the year and during such six month period reached up to $8.6 million less than Fannie Mae requirements.


            The assessment of compliance for Wells Fargo Bank, N.A.
            (Corporate Trust Services) disclosed material noncompliance with item 1122(d)(3)(i), as applicable to Wells Fargo Bank, N.A.
            during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements are attached hereto under Item
            15.

            The servicer compliance statements disclose the following failure of one or more of the servicers to fulfill their obligations under the applicable agreements in all material respects:

            Option One Mortgage Corporation's fidelity bond insurance was less than Fannie Mae requirements by approximately $5.4 million on average during the first six months of the year and during such six month period reached up to $8.6 million less than Fannie Mae requirements.

            Wells Fargo Bank, N.A., as trustee, made errors in regard to the calculation of distributions for the certificates and failed to make certain distributions in a timely manner to certificateholders.





                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4.1) Pooling and Servicing Agreement, dated as of July 1, 2006, among Asset
         Backed Funding Corporation, as depositor, Option One Mortgage Corporation, as servicer, and Wells Fargo Bank, N.A., as trustee, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

   (4.2) Mortgage Loan Purchase Agreement, dated as of July 1, 2006, between
         Bank of America, National Association and Asset Backed Funding Corporation, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.1) Flow Sale and Servicing Agreement, dated July 28, 2006, among Bank of
         America, National Association, Option One Mortgage Corporation and its affiliates, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.2) Mortgage Loan Purchase and Warranties Agreement, dated as of March 1,
         2005, by and between Bank of America, National Association and Ownit Mortgage Solutions Inc., incorporated by reference from Exhibit 10.2 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.3) Assignment, Assumption and Recognition Agreement, dated August 10,
         2006, among Asset Backed Funding Corporation, Bank of America, National Association, Option One Mortgage Corporation, Ownit Mortgage Solutions Inc. and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.3 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.4) Interest Rate Swap Agreement, dated August 10, 2006, between Wells
         Fargo Bank, N.A. and Bank of America, National Association, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage Corporation <F1>
      b) Option One Mortgage Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage Corporation<F1>
      b) Option One Mortgage Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation <F1>


     (35) Servicer compliance statement.


      a) Option One Mortgage Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Asset Backed Funding Corporation
    (Depositor)



    /s/ Daniel B. Goodwin
    Daniel B. Goodwin, President

    Date:      March 27, 2007


  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement, dated as of July 1, 2006, among Asset
         Backed Funding Corporation, as depositor, Option One Mortgage Corporation, as servicer, and Wells Fargo Bank, N.A., as trustee, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

   (4.2) Mortgage Loan Purchase Agreement, dated as of July 1, 2006, between
         Bank of America, National Association and Asset Backed Funding Corporation, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.1) Flow Sale and Servicing Agreement, dated July 28, 2006, among Bank of
         America, National Association, Option One Mortgage Corporation and its affiliates, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.2) Mortgage Loan Purchase and Warranties Agreement, dated as of March 1,
         2005, by and between Bank of America, National Association and Ownit Mortgage Solutions Inc., incorporated by reference from Exhibit 10.2 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.3) Assignment, Assumption and Recognition Agreement, dated August 10,
         2006, among Asset Backed Funding Corporation, Bank of America, National Association, Option One Mortgage Corporation, Ownit Mortgage Solutions Inc. and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.3 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

  (10.4) Interest Rate Swap Agreement, dated August 10, 2006, between Wells
         Fargo Bank, N.A. and Bank of America, National Association, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on August 25, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage Corporation
      b) Option One Mortgage Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Trustee
      d) Wells Fargo Bank, N.A., as Custodian
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage Corporation
      b) Option One Mortgage Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Trustee
      d) Wells Fargo Bank, N.A., as Custodian
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation


     (35) Servicer compliance statement.


      a) Option One Mortgage Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  ABFC 2006-OPT1 TRUST,
  ASSET-BACKED CERTIFICATES, SERIES 2006-OPT1

  I, Daniel B. Goodwin, the President of Asset Backed Funding Corporation (the "Depositor"), certify that:

  1. I have reviewed this report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the ABFC 2006-OPT1 Trust (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the pooling and servicing agreement in all material respects; and

  5. All of the reports on assessment of compliance with the servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d- 18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Option One Mortgage Corporation and Wells Fargo Bank, N.A.



     Dated:    March 27, 2007

     /s/ Daniel B. Goodwin
     Signature

     President
     Title


EX-33 (a)
(logo) FIS TAX SERVICES
A DIVISION OF FIDELITY NATIONAL INFORMATION SERVICES

FIS Tax Services
3100 New York Drive, Suite 100
Pasadena, CA 91107
tel:626.345.2010 * 866-457.4112
fax:626.398.5205

Management Compliance Statement

Management of FIS Tax Services (FIS) and formerly known as LSI Tax Services, is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and
Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform.

FIS' management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. FIS has determined the following servicing criteria in paragraph (d)(4) of Item 1122 are applicable to the activities it performed with respect to the Platform:

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements, made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, FIS has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended 2006.

To the best of my knowledge and belief, based on such assessment, FIS has fulfilled all of its applicable obligations throughout the reporting period.



/s/ Darryl A. DeBond
Darryl A. DeBond
Executive Vice President

January 22, 2007





EX-33 (b)
(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

Certification Regarding Compliance with Applicable Servicing Criteria

1. Option One Mortgage Corporation and its wholly owned subsidiary, Premier Property Tax Services, LLC (the "Company" or "Option One") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of SEC Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans originated and serviced by Option One and sold to Government Sponsored Enterprises such as FNMA ("Fannie Mae") and FHLMC ("Freddie Mac") (the "Platform").

2. Except as set forth in paragraph 3 below, the Company used the criteria set forth in paragraph (d) of Item 1122 of SEC Regulation AB to assess the compliance with the applicable servicing criteria;

3. The criteria listed in the columns titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to the Company based on the activities it performs, with respect to the Platform;

4. The Company has complied, in all material respects, with the applicable servicing criteria for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

5. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria for the Reporting Period.

This certification is dated March 21, 2007.

Option One Mortgage Corporation

By:/s/Rodney A. Smith
Name: Rodney A. Smith
Title: Vice President, Investor Accounting

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
1
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   x^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800


(logo) EQUAL HOUSING LENDER

2
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^4                                                X^5
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^6
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.




4^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

5^ Another party performs all other activities related to this criterion.

6^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
3
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   Investor Remittances and Reporting

                   Reports to investors, including those            X^7
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^8
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^9                                                  X^10
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^11                                                 X^12
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.


7^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

8^  Another party performs all other activities related to this criterion.

9^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

10^ Another party performs all other activities related to this criterion.

11^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

12^ Another party performs all other activities related to this criterion.



6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
4
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   pool assets and related documents are             X^13                                                   X^14
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^15                                                  X^16
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
1122(d)(4)(iv)     with the related pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
1122(d)(4)(viii)   example, phone calls, letters, and

13^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

14^ Another party performs all other activities related to this criterion.

15^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

16^ Another party performs all other activities related to this criterion.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER

5
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.

                   Payments made on behalf of an obligor             X^17                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^18                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

17^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

18^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDING
6
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   Disbursements made on behalf of an                X^19                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.



19^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
7
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com




APPENDIX B


Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17,2006 for coverage in excess of the FNMA requirements.


6501 Irvine Center Drive * Irvine * California * 92618 *(800) 704-0800

(logo) EQUAL HOUSING LENDER
8





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (e)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com

Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

     1. ABN Amro Mortgage Group, Inc.
     2. Dovenmuehle Mortgage, Inc.
     3. HomEq Servicing Corporation
     4. Option One Mortgage Corporation
     5. People's Choice Home Loan, Inc.
     6. Sun Trust Mortgage, Inc.
     7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
     8. Wells Fargo Home Mortgage


3





EX-34 (a)
(logo) KPMG

100 North Tampa Street
Suite 1700
Tampa, FL 33602

Report of Independent Registered Public Accounting Firm

The Board of Directors
Fidelity National Information Services, Inc
FIS Tax Services (FIS)


We have examined management's assessment, included in the accompanying Management Compliance Statement that FIS Tax Services (FIS) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform, as of and for the period ending December 31, 2006. FIS has determined the following servicing criteria from 1122(d)(4) were applicable to the activities it performs with respect to the Platform.

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Management is responsible for FIS' compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about FIS' compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about FIS' compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual residential mortgage loans that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether FIS processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by FIS during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by FIS during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on FIS' compliance with the servicing criteria. In our opinion, management's assessment that FIS complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Tampa, Florida
January 22, 2007


KPMG LLP, a U.S. limited habilay partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
Suite 700
600 Anton Boulevard
Costa Mesa, CA 92626-7651

Report of Independent Registered Public Accounting Firm

The Board of Directors
Option One Mortgage Corporation:

We   have  examined the  compliance of Option One Mortgage  Corporation  and its wholly owned subsidiary, Premier Property Tax Services, LLC (collectively, the Company), with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans serviced for transactions issued by any government sponsored enterprises (the Platform), as of and for the 12 month period ended December 31, 2006, to the extent applicable as indicated in Appendix A under the heading "Performed Directly by Option One". Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.


Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States) and, accordingly, included examining, on a test basis, evidence about the Company 's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our
examination   included   testing  of  less  than  all  of  the   individual
asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instance of material noncompliance with the servicing criteria 1122(d)(1)(iv) applicable to the Company during the year ended December 31, 2006. With respect to requirements in the transaction agreements to maintain fidelity bond insurance in an amount that would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

In   our opinion,  except for the instance of material  noncompliance  described
above,  the  Company  complied,   in  all  material   respects,   with  the
aforementioned servicing criteria, as of and for the 12 month period ended December 31, 2006.

/s/KPMG LLP

Costa Mesa, California
March 21, 2007


(page)
APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   X^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3                                                   X^4
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion - FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

4^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^5                                                X^6
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^7
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.

                   Investor Remittances and Reporting

                   Reports to investors, including those            X^8
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^9
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
1122(d)(3)(i)      trustee's records as to the total


5^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

6^ Another party performs all other activities related to this criterion.

7^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.

8^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

9^  Another party performs all other activities related to this criterion.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   unpaid principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^10                                                  X^11
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^12                                                 X^13
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.

                   pool assets and related documents are             X^14                                                   X^15
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^16                                                  X^17
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to



10^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

11^ Another party performs all other activities related to this criterion.

12^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

13^ Another party performs all other activities related to this criterion.

14^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

15^ Another party performs all other activities related to this criterion.

16^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

17^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   principal, interest, or other items (e.g.,
                   escrow) in accordance with the related
1122(d)(4)(iv)     pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
1122(d)(4)(viii)   illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria



                   Payments made on behalf of an obligor             X^18                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^19                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

                   Disbursements made on behalf of an                X^20                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.


18^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

19^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

20^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (e)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
(logo) OPTION ONE
       MORTGAGE
       One gets it done.

(logo) H&R BLOCK
       mortgage



March 15, 2007

Wells Fargo Bank Minnesota, NA
9062 Old Annapolis Road
Columbia, MD 21045-1951

Asset Backed Funding Corporation
214 North Tryon Street, 21st Floor
Charlotte, NC 28255

Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007

Fitch Ratings
One State Street Plaza, 32nd Floor
New York, NY 10004

Standard & Poor's Rating Services
55 Water Street
New York, NY 10041
Inv#445

Re: Asset Backed Funding Corporation Asset-Backed Certificates, Series 2006-OPT1

Pursuant to Section 3.19 of the Pooling and Servicing Agreement, dated and effective as of July 1, 2006, among Asset Backed Funding corporation as Depositor, Option One Mortgage Corporation, as Servicer, and Wells Fargo Bank, N.A. as Trustee, (the "Servicing Agreement"), enclosed is the required officer's certificate of compliance.

If you have any questions, please contact Elizabeth Nguyen at (949) 727-8226 or email: Elizabeth.Nguyen@oomc.com


Option One Mortgage Corporation
6501 Irvine Center Drive
Irvine, CA 92618



www.optiononemortgage.com

6501 Irvine Center Drive * Irvine * California 92618 * 949-784-6100 *
Fax: 949 784 6112

(logo) EQUAL HOUSING
       LENDER


(page)


(logo) OPTION ONE
       MORTGAGE
       One gets it done.

www.optiononemortgage.com


Annual Compliance Certificate


I, Teji Singh, the undersigned, the duly authorized Chief Servicing Officer of Option One Mortgage Corporation (as "Servicer"), does hereby certify the following for the calendar year ending on December 31, 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Servicing Agreement (as defined in the cover letter) for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year (or applicable portion thereof), except as disclosed on Appendix A, attached.


Certified By:



/s/ Teji Singh
Name: Teji Singh
Title: Chief Servicing Officer - SVP
Date: March 15, 2007

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800*

(logo) EQUAL HOUSING
       LENDER


(page)

(logo) OPTION ONE
       MORTGAGE
       One gets it done.

www.optiononemortgage.com


APPENDIX A


Criteria 1122(d(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17, 2006 for coverage in excess of the FNMA requirements.



6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800 *

(logo) EQUAL HOUSING
       LENDER





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Asset Backed Funding Corporation

RE: Annual Statement As To Compliance for ABFC 2006-OPT1 Trust

Per Section 3.19 of the Pooling and Servicing Agreement, dated as of 7/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:

(a) A review of the activities of such party during the preceding calendar year or portion thereof and of the performance of such party under this Agreement, or, in the case of an Additional Servicer, such other applicable agreement, has been made by such officer or under such officer's supervision.

(b) To the best of such officers' knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement, or, in the case of an Additional Servicer, such other applicable agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(c) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary

(page)

Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.

Late Payments/Distributions

During the reporting period, certain payments were not timely made to security holders. To the best of the signing officer's knowledge, each such instance has been remedied and such failure and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.